Form 10KSB40
period 2000-01-31
YARC SYSTEMS CORPORATION INC
filed 2000-05-10
CIK 843650

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        (FEE REQUIRED)

                   For the fiscal year ended JANUARY 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (NO FEE REQUIRED)

             For the transition period from _________ to _________

                        Commission file number 000-29969

                         YARC SYSTEMS CORPORATION, INC.
                 (Name of small business issuer in its charter)

          CALIFORNIA                                     77-0185650
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

900 CALLE PLANO, UNITS J, K, CAMARILLO, CA                     93012
(Address of principal executive offices)                     (Zip Code)

                                 (805) 482-1879
                (Issuer's telephone number, including area code)


        Securities registered under Section 12(b) of the Exchange Act: NONE.

        Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK (NO PAR VALUE)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        For the fiscal year ended January 31, 2000 the Issuer's revenues were approximately $478,546

        As of April 28, 2000, the aggregate market value of Issuer's voting stock held by non-affiliates was approximately $5,113,330 (based upon the average bid and asked prices of such shares).

        As of April 28, 2000, the Registrant had 19,046,871 shares of common stock outstanding.

        Transitional Small Business Disclosure Format: Yes [ ] No [X]



================================================================================

Certain matters discussed herein may constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

YARC Systems Corporation, Inc., (the "Company"), produces software and systems for the Printing industry, including LINUX servers which have been designed specifically for total integration with the Internet. Not only can the servers be sent images over the Internet, but they can be configured and upgraded from any standard Internet browser. The Company's proprietary Postscript Raster Image Processor (RIP) software, allows a computer image, whether it comes from a digital camera, a scanner, or from a Desktop Publisher, to be professionally printed using desktop proofers, laser copiers, or the large format printers that make display signage.

Incorporated in California in 1988, YARC has for most of its history been accumulating a portfolio of advanced technology and products. Its decision in the mid-1990's to adopt Open Source software environments, including the LINUX Operating System, has enabled YARC's products to include Internet technologies which are recognized as some of the best in the Printing Industry.

These products include YARC's XP(TM) Color Server, its RIP Software, and its YARC-RIP(TM) and YARC-EZ(TM) Mac(TM) devices.

STRATEGY FOR GROWTH

        INTERNET FOCUS
E-Commerce in the Printing Industry has been slow to take off, primarily because of the delayed arrival of Broadband technologies, which are essential for handling large file sizes. Broadband is at the heart of YARC's Internet strategy. While YARC's competitors are still focusing on Old-Economy concepts, and producing web products which are essentially Internet adaptations of the traditional "brokerage" concept, YARC has been producing technologies and products which are ready to take advantage of the explosion in Broadband delivery. YARC's products enable the entire communication path between Graphic Artists and the Printing Presses to be effected over the Internet.

        MERGER AND ACQUISITION STRATEGY
YARC intends to grow by merger and acquisition. It intends to acquire Corporations who have fallen a little behind with their technology and whose product range can be quickly made more competitive with the infusion of YARC's LINUX, Internet and Postscript RIP technologies. The Company also intends to use the merged sales forces to assist YARC to more effectively market its own product range.

INTERNET PROPERTIES

The Company's primary website is located at the following domain names:

         yarc.com          yark.com         yarc.net          yark.net          visual-edge.com

The company also operates a  B2C and B2B E-Commerce site at:
         SecureShop.yarcrip.com

Sites for engineering and technology information are at:

         ftp.yarcrip.com            yarcrip.com               yarcxp.com        yarcez.com

The following domain names are currently inactive:

         epsononlineshop.com                epsononlinestore.com                epson-online.com
         onlineepsonshop.com                onlineepsonstore.com                epsononline.com

YARC's showcase for 3D Printing and Signage is at:

         photo-motion.com                   3-Ddisplays.com
         3D-signs.com                       3Dsigns.com                         3-Dsigns.com
         3-Dsign.com                        flip-signs.com                      lenticular-signs.com
         lenticularsigns.com                motion-signs.com                    lenticular-development.com
         big3-D.com                         big-3D.com                          superiorgrafics.com
         superiorgraphix.com                3Dprints.com                        3-Dprints.com
         3-Dposters.com                     3Dposter.com                        3-Dposter.com
         3Dsigns.net                        3-Dsigns.net                        3Dsign.net
         3Dprints.net                       3-Dprints.net

None of the material on any of these domains, including their subdomains such as "www.*", is incorporated by reference into this Registration Statement.

PRINCIPAL TECHNOLOGIES AND PRODUCTS

POSTSCRIPT RASTER IMAGE PROCESSOR (RIP) SOFTWARE.

When a printed page is stored in a computer it consists of bit-mapped images, text, and drawn objects. The page layout in the computer is sent out to a printer using a format known as a Page Description Language ("PDL"), which is a software language that describes the layout and contents of the final printed page. Like the storage format used in the computer itself, the PDL data is usually created in what is called an object-oriented, or vector graphics format; meaning that the image elements are described in terms of geometrical objects, such as lines, arcs, and circles. "Postscript" is the PDL that has become the standard in the professional printing and pre-press industries.

When Postscript data is sent to a printer or a monitor it is necessary to convert the image from the vector data to a form in which the objects in the image can be displayed as a "raster" pattern of dots. This is the function of the Raster Image Processor ("RIP"). The RIP software interprets the Postscript vector data and converts it to bit-mapped data for printing or display. Although desktop printers often simply output a rasterized version of the monitor display using "Printer Drivers", this approach does not yield sufficiently high resolution for the Professional pre-press marketplace. Consequently, the vast majority of professional printers use Postscript RIP software. The quality of a print-out is governed to a large extent by the quality of the Postscript software.

Adobe Systems Inc. defined the Postscript language, and it has proven a very difficult language to implement. Only a handful of companies, worldwide, have produced Postscript Interpreters capable of being used by printing industry professionals. YARC is one of those companies.

The vast majority of printer manufacturers license their Postscript interpretation software from Adobe Systems Inc.

Because YARC has developed its own Postscript PDL, YARC does not have to pay royalty fees to Adobe. Additionally, YARC can license its own Postscript PDL to printer companies in the same way as Adobe, and generate revenues from the licensing market.

The advantage to YARC that accrues from having its own Postscript PDL, is that YARC does not pay royalties on the printing products that YARC itself manufactures. This gives YARC a significantly higher gross margin on its LINUX based Servers and Macintosh Software RIP products.

COMPETITORS FOR THE POSTSCRIPT RIP SOFTWARE.

The company believes that there are three other public companies licensing Postscript RIP software which produce substantially the same results as YARC's RIP in the professional digital color output marketplace. These are Xionics Inc (recently acquired by Oak Technologies, Inc, Harlequin Ltd. and Adobe Systems Inc.

THE YARC-XP LINUX COLOR SERVER

The Company's XP SERVER(TM) is primarily sold to the Printing and Pre-press industries. It uses the LINUX operating system to improve connectivity and reliability by comparison with most of YARC's competition, whose products are most often based on variants of Windows NT. The XP Server connects directly to the Internet, as well as to Corporate networks of Windows, Macintosh or Unix workstations. The XP is the only server currently available where all of the server's internal functions, including color management, are made available to the user, over the network, using a standard Internet browser.

Any XP Server can also be accessed by YARC's staff over the Internet, or via a PPP dial-in line. Technical support or problem diagnosis can be offered to the customer at a distance, considerably lowering the overhead associated with maintaining a worldwide force of service technicians.

In 1998 YARC placed one of its XP Servers on the Internet at http://yarcxp.com to allow easy evaluation of its Internet connectivity by potential customers and investors.

COMPETITORS FOR THE YARC XP SERVER

The Company believes that there are two other public companies that offer Color Servers which offer similar functionality to the Company's XP Server. Electronics for Imaging, Inc, (NASDAQ: EFII) sells the Windows-NT-based "Fiery(TM)" servers, aimed primarily at the Office user but also now supporting Proofing functionality for the Pre-press industry. Splash Technology Holdings, Inc., (NASDAQ: SPLH) has a range of servers based on the Macintosh computer platform. Splash primarily partners with a single printer manufacturer, Xerox (NYSE: XRX)

Splash has recently announced that it has LINUX based servers, and that it intends to grow its business during 2000 by expanding that part of its product range.

The Company believes that its Color Server is the only one of its kind that has fully integrated communication over the Internet.

THE YARC-EZ AND YARC-RIP SOFTWARE RIPs FOR MACINTOSH COMPUTERS

YARC ships non-server versions of its RIP software for Macintosh users, who comprise much of the professional publishing marketplace. The YARC-EZ(TM) Postscript Software RIP, is a low cost Macintosh Application, primarily being used for proofing by the Printing and Pre-press industries. The YARC-RIP(TM) Postscript RIP is similar to the YARC-EZ but includes its own PowerPC Computing Coprocessor for improved multi-tasking and better networking.

COMPETITORS FOR THE YARC-EZ AND YARC-RIP SOFTWARE RIP PRODUCTS

The Company believes that there are four public companies who can be regarded as competitors for the Company's software RIP products. There are also a number of small private companies with products in the printing and pre-press segment of the industry. Adobe Systems Press ready(TM) software RIP competes in the Proofing segment of the market. Onyx Graphics, recently acquired by Europe's Greta Imaging, sells the "Pastorship(TM)" software RIP product, primarily aimed at the Signaling marketplace. The Scanvec Company Ltd. sells the AccuPrint(TM) and PhotoPrint(TM) Software RIP products for both PC and Macintosh
Personal Computers. The Harlequin software RIP has been licensed by several private OEM's, who sell and support products in the retail marketplace.

MARKETING AND DISTRIBUTION CHANNELS

         E-COMMERCE
The Company's operates an E-Commerce website, at http://SecureShop.yarcrip.com/, which was launched in October of 1998. In April, 1999, the Company enhanced the site with the capability to handle B2B transactions from dealers and distributors as well as end-user transactions. Most of YARC's U.S. RIP sales result from contacts generated by this E-Commerce website.

         INTERNATIONAL
YARC sells its product in the Far-east and Europe through both exclusive and non-exclusive distributors.

         OEM BUSINESS
Several manufacturers have sold YARC's products as part of a complete system, usually badged with the OEM's own name. Principal OEM partnerships have been struck with Linotype AG, Dai Nippon Screen, DCA Inc., Honeywell Aerospace and Japan's Roland DG.

HISTORY OF THE BUSINESS

The Company was incorporated on January 27, 1988 to develop and market a new method of increasing the power of personal computers using UNIX based software tools.

The Company's initial technology focus was "Computing Coprocessors", add-in cards containing an advanced CPU and proprietary YARC Operating System software, that allowed the UNIX tools, especially C and Fortran Compilers, to operate in both MSDOS and Macintosh PC environments. This proprietary software was later extended to PC's running Microsoft Windows and Windows NT.

The Company's initial business model was to supply engineering services, and subsequently sell the proprietary Computing Coprocessors under OEM agreements.

During the early 1990's YARC performed design services for Microsoft Inc., working as an OEM partner on Microsoft's "TrueImage(TM)" Postscript Raster Image Processor (RIP). YARC also shipped product to the German printing giant, Linotype AG. Other early Printing Industry partners included Pipeline Associates (now acquired by Electronics For Imaging, Inc), Advanced Micro Devices, Inc., and Agfa Compugraphic, a division of Europe's Agfa-Gevaert Group. YARC also entered into an agreement with Dai Nippon Screen for the supply of YARC Computing Coprocessors to be used in Screen DTP imagesetter controllers. These controllers were based on RIP software from Harlequin Ltd., in the UK. YARC continued to supply product against this contract until 1996.

YARC also achieved early recognition in sales of systems into the Macintosh 3D Graphics marketplace. YARC's formed alliances with several vendors, selling versions of their application software together with its Computing Coprocessors. PIXAR produced a version of their "RenderMan(TM)" software specially adapted for the YARC Coprocessor technology. The YARC version of PIXAR's Renderman could use as many YARC CPU cards as the user wanted to install, and the speed of the Rendering increased as each additional YARC CPU was installed. This was achieved through YARC's innovative "Parallel Processing" technology.

In 1993, YARC was awarded the prestigious MacUser "Eddy" Statue for the "Best Accelerator Card of 1993".

in 1994 YARC decided to de-emphasize its 3D Graphics business and focus its engineering effort towards the goal of producing its own version of Adobe Systems Inc. Postscript RIP software, a feat which only a handful of companies worldwide have successfully accomplished.

At the same time YARC started to become involved in the Open Software Foundation's Open Source project, the precursor to the LINUX operating system. By 1994 YARC had based its tools on the GNU C compiler, which in the subsequent years grew into the tools for the Operating System we now know as LINUX.

YARC initially shipped its GNU based Hydra Multiprocessing coprocessor card in 1995, and also released its first RIP software. Both were developed using the Open Software Foundation tools. YARC began to accumulate LINUX expertise within its Engineering group.

YARC shipped the first full Color versions of its Postscript RIP software in June 1995, when a Canon Laser Copier RIP controller was displayed at PC Expo in New York. Subsequently, in October 1995, YARC demonstrated its first wide-format color RIP in the "Masters of Media" section of Seybold Seminars, in San Francisco.

In November of 1996, YARC Systems Ltd. was Incorporated in the United Kingdom to provide product and sales support for YARC's United Kingdom and European customer base.

In December, 1997, YARC released and demonstrated the YARC-XP Color Server. This was the first RIP Color Server in the industry which used the LINUX operating system, and which was designed for direct connectivity to the Internet.

In January, 1998, after exhaustive testing of our Postscript software, Japan's Roland DG chose to OEM the YARC-EZ Postscript RIP software for sale with their new wide-format printers for the Japanese sign-making industry. This OEM partnership has continued to this date.

In the hopes of improving its US Sales and Marketing performance, YARC appointed Mr. Joseph P. LaBruna as President at the beginning of 1998. But the company was unable to compete effectively against its larger competitors, and Mr. LaBruna left the company later that year.

By this time the Company's customers were generally very happy with the level of technology in the products they had bought, but the Company's Sales and Marketing outreach were still ineffective.

PLAN OF OPERATIONS

         MERGERS AND ACQUISITIONS
Early in 1999 Management therefore decided to concentrate on leveraging YARC's technological strengths by seeking Merger and Acquisition partners who already had strong sales channels, especially partners in market segments where sales growth of the Company's products could be more rapidly achieved.

In August of 1999, the Company signed a merger agreement with Quik Pix Inc., Buena Park, CA. On February 4th, 2000, Management of both companies decided not to proceed with the merger transaction. No merger documents were filed in the respective states. YARC is actively seeking an alternative partner for the Company's "3Dsigns.com" Internet properties.

         CTP STRATEGY
Computer-To-Plate technology (CTP) is a method for making Printing Press plates directly from the computer software output, without any intervening manual handling of photographic films or materials. The company believes that a business combination with a CTP manufacturer would create a symbiotic environment where YARC's software and Internet technologies would give the business combination a significant edge in the upcoming Internet economy. The same Graphic Arts professional who creates the artwork can be empowered with control over all phases of the printing of that artwork. After transmission of the files to a YARC Internet Server, a proof can automatically be created, and, upon verification of that proof, the CTP plates manufactured for the printing press. The Company believes that this workflow will ensure optimal quality and minimal delay by comparison with today's workflow, where a broker is typically used to interface between the Graphic Artist and the Printing Press operators.

During 1999, YARC entered into a relationship with CTI Imaging Systems Inc., and its Principal, Mr. Hank Bechard. Many years ago Mr. Bechard founded Autologic, which is now Autologic Information International, Inc. YARC and CTI agreed to join forces in order to pursue an acquisition of Autologic, and discussions commenced. Autologic manufactures printers which use CTP technology. In January 2000 the Company made an offer to Volt Information Sciences Inc (VIS) to acquire a majority interest in Autologic. The Company subsequently received a letter from a law firm representing VIS stating that VIS "will not enter into any negotiations with YARC". YARC has subsequently retained legal counsel to advise on the best strategy for the Company to use in moving forward with this proposed acquisition.

The Company has entered into discussions Printware Inc, who also manufacture CTP products, regarding a possible business combination. No agreement has been signed at this time, and no assurance can be given that any such agreement will be achieved.

         INTERNET STRATEGY
Brochures, catalogs and newspapers, are all created by Graphic artists using computer software. The files associated with commercial publishing are very large, typically in the range of 20 Megabytes to 100 Megabytes. Consequently, E-Commerce in the Printing Industry has been slow to take off, awaiting the infrastructure that can move such file sizes quickly and economically. Such infrastructure is commonly known as "Broadband" technology. Broadband is at the heart of YARC's Internet strategy.

The Company believes that YARC's competitors are still focusing on Old-World concepts, producing products which are essentially Internet versions of the conventional "brokerage" concept, where a broker acts as a specialist intermediary between the graphic artist and the printing press professionals. YARC has been producing technologies and products which are ready to take advantage of the explosion in Broadband delivery. They allow total communication between the Graphic Artists and the Printing Presses to be effected over the Internet. The Company believes that YARC is in a unique position to produce such technologies, as it has produced its own proprietary RIP software, and thus has total control over all phases of the communication between the Desktop Publishing software and the printing presses.

MANUFACTURING

The Company currently contracts with outside suppliers for certain components, including but not limited to, circuit boards. Assembly, quality control and shipping are all done at the Company's headquarters.

DEPENDENCE UPON KEY SUBCONTRACTORS.

YARC uses subcontractors to handle assembly of printed circuit boards and computer chassis. YARC has, from time to time, used a variety of local subcontractors to perform its manufacturing, and is not dependent on any particular manufacturing partner.

DEPENDENCE UPON KEY SUPPLIERS.

YARC's product range has been designed to use as many "off-the-shelf" components as possible. Although industry conditions may change, especially due to normal product life cycles, YARC has little dependence upon any particular supplier. YARC is currently using Power-PC.(TM) Microprocessors which are manufactured only by IBM Microelectronics and Motorola. YARC also uses MACH(TM) FPGA devices designed by Advanced Micro Devices and Vantis. Vantis has recently been acquired by Lattice Inc., but no interruptions of supplies has been observed to date.

DEPENDENCE UPON KEY CUSTOMERS.

The nature of the OEM business is a reliance from time to time on relationships with manufacturers and business partners which amount to a significant proportion of YARC's income in any one year. Over the last five years YARC's income has significant depended on the relationships with Dai Nippon Screen, D.C.A., Inc., and Honeywell Commercial Aviation Systems.

YEAR 2000 COMPLIANCE

During 1999, the company completed a comprehensive review of its computer systems and its products to identify all software that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the rollover from the 20th to the 21st centuries. No problems with operation of the Company's products were reported related to the rollover of the Calendar from 1999 to 2000. Minimal disruption occurred to the Company's MRP and Accounting systems, and no significant remedial costs have been incurred.

RESEARCH AND DEVELOPMENT SPENDING

In proportion to its revenues, YARC has spent heavily on Research and Development throughout its history. During Fiscal 1998 and 1999 YARC spent $277,773 and $272,862 respectively.

NUMBER OF EMPLOYEES

YARC maintains a core staff of experienced managers, technical experts and marketing professionals. This core management currently numbers seven. The Company augments this staff with up to twenty (20) additional employees as needed to satisfy project needs. None of the employees are subject to a collective bargaining agreement, and the Company believes that its relations with its employees is good.

ENVIRONMENTAL COMPLIANCE

YARC does not discharge any controlled materials, nor are any used in its premises, and the Company is in compliance with relevant federal, state and local environmental laws.

INTELLECTUAL PROPERTY

The Company does not currently hold patents, copyright marks or service marks on any of its products. The Company does, however, own a portfolio of Internet Domain names to help it promote its business. The most significant of these were listed at the head of this document. It also uses a number of Trademarks to help provide market identification for its product range.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters are housed in a 4,537 square foot facility located in Camarillo, California. The premises are used for all of the Company's general office and administrative purposes, as well as research, design and production of computer products. The lease terminates on December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

In January 2000, the Company received a letter from Seiko Epson Corporation and Epson America, Inc. (collectively "Epson"), alleging that certain Internet domain names registered by the Company in March 1999 constituted the unlawful use of the EPSON trademark. The domain names cited included onlineepsonshop.com, onlineepsonstore.com, epson-online.com, epsononline.com, epsononlineshop.com, and epsononlinestore.com. The letter requested that the Company desist from using these domain names and that it transfer ownerships of such domain names to Epson. The Company believes this disagreement will be settled amicably in light of the working relationship between the parties.

In June, 1999, the Company received a letter from Visual Edge Technologies Inc., alleging that an Internet domain name registered by the Company in November 1998 constituted the unlawful use of two trademarks. The domain name cited was "visual-edge.com". The letter requested that the Company desist from using this domain name. The Company last heard from counsel for Visual Edge in July,1999, and believes this disagreement will be settled amicably.

In April 1999, a lawsuit entitled LaBruna v. Yarc Systems Corp, et al., No. PAS-L1796-99 was filed against the Company and its officers in Passaic County Superior Court in New Jersey. The lawsuit by Joseph LaBruna, the Company 's former President, alleges that the Company breached its employment agreement with Mr. LaBruna. The complaint did not specify the damages sought. On January 19, 2000, the parties attended a mandatory non-binding arbitration the result of which was an award in favor of Mr. LaBruna in the amount of $37,560 in back wages and 100,000 shares of the Company's common stock. The Company does not intend to contest the arbitrator's award, however, no assurance can be made that Mr. LaBruna will not contest the award. In May 1998, the Company received a letter from Electronics For Imaging, Inc. ("EFII") alleging that the Company's ColorSync technology infringed on patents commonly referred to as the "919" patent and "048" patent. The Company believes that EFII is the assignee/owner of both patents. These patents cover the technology used to match the color on printer paper with the color in the original image on the user's monitor. The Company responded by noting that: (i) the Company developed the ColorSync technology in conjunction with Apple Computers, Inc. ("Apple"), (ii) ColorSync was the subject of a valid license agreement between EFII and Apple, and (iii) the settlement between EFII and Apple in early 1996 extended protection to certain third parties such as the Company using ColorSync technology. On August 7, 1998, the Company received an email from EFII acknowledging that the Company's ColorSync technology was subject to a valid license agreement between EFII and Apple, but that using this licensed technology beyond the MAC platform would not be. Since August 1998, the Company has not received any correspondence from EFII regarding its ColorSync technology or patents 919 and 048.

In addition, the Company is involved from time to time in litigation arising in the normal course of its business. The Company believes that the ultimate resolution of such claims will not materially affect the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is quoted Over the Counter on the electronic Bulletin Board. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR              CALENDAR PERIOD                   HIGH             LOW
----              ---------------                   ----             ---
1998              First Quarter                    $0.875           $0.468
                  Second Quarter                    0.875            0.40
                  Third Quarter                     1.04             0.28
                  Fourth Quarter                    0.50             0.28

1999              First Quarter                     0.41             0.18
                  Second Quarter                    0.42             0.23
                  Third Quarter                     0.32             0.19
                  Fourth Quarter                    2.906            0.19

2000              First Quarter                     1.593            0.689

In April 24, 2000, the closing bid price of the Common Stock as reported on the OTC Bulletin Board was $0.375 per share. As of April 24, 2000, there were approximately 87 holders of record of the Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

To date, the Company has not paid or declared any dividends with respect to its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, in order to provide for growth of the Company. Consequently, no cash dividend or any other dividend is expected to be paid on the common stock in the foreseeable future. Furthermore, there can be no assurance that the future operations of the Company will generate the revenues and cash flow necessary to declare a cash dividend or that the Company will have legally available funds to pay dividends.

The Company's Transfer Agent is Jersey Transfer and Trust Corporation located in Verona, New Jersey.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from February 1997 through February 2000, the Company exchanged 1,917,256 shares of its Common Stock in full and complete satisfaction of outstanding notes and debts with existing security holders. Upon issuance of the shares, the notes and debts were canceled. No commission or remuneration was paid directly or indirectly for soliciting such exchange. All of the common stock issued contained restrictive legends. The common stock was issued pursuant to an exemption from registration under Section 3(9) of the Act.

Pursuant to the Company's 1992 Nonstatutory Stock Option Plan, the Company issued options to purchase 4,220,000 shares of its common stock to certain key employees from December 1998 through January 2000 at prices ranging from $0.20 to $0.44. As of this date options totaling 1,905,645 shares have been exercised. The shares were issued subject to an exemption from registration under Section 4(2) and Rule 701 of the Act. All of the securities issued in such transactions contained restrictive legends.

During the period from July 1997 through March 1998, the Company sold 1,756,000 shares of its common stock at $0.57 per share to accredited investors only. The offering was not underwritten, and there were no underwriting discounts or commissions. Investors acquired the shares for their own account and not with a view to resale. The sales were made in reliance upon an exemption from registration pursuant to Regulation D under the Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto, included elsewhere in this report. This discussion contains Forward-Looking Statements that involve risks and uncertainties.

Overview:

YARC Systems Corporation, Inc., (the "Company" or "YARC"), develops, produces and markets software and color servers that connect desktop computers with many printing engines. The Company's products enable those printers to produce high quality printouts at high speeds. More information about the current product range is contained in Item 1 of this document.

The Company expended considerable effort and capital during the fiscal year ending (hereafter `Fy') January 31, 1999 in an attempt to form significant OEM partnerships within the printing industry, but was unable to effectively compete with larger and better financed competitors, such as Electronics For Imaging, Inc.

Early in calendar 1999 the Company initiated aggressive restructuring. It was clear that the Company had to achieve a critical mass sufficient to give our OEM customers confidence in our financial stability. The Company therefore decided to implement fundamental changes to its strategic focus, as described in Item 1, under the section entitled "Strategy", and is expending a majority of its efforts and capital on using its technology base to enhance growth by merger and acquisition. This restructuring involves a recognition that the quality of the Company's software RIP products allows the Company to address other more lucrative market segments, such as Computer To Plate (CTP), even though those segments are technically more demanding than the Company's traditional market base.

The company is applying its software expertise in related fields and technologies, such as LINUX and CTP, and intends to expand its market presence by pursuing an aggressive strategy of mergers and acquisitions within those fields and technologies.

Merger and Acquisition Activities

In May of 1999 YARC commenced discussions with a view to the acquisition by YARC of 100% of the common stock of Quik Pix Inc, of Buena Park, California, in a stock-for-stock merger transaction. Even though YARC's Due Diligence was incomplete, a definitive merger agreement was executed by both companies in August 1999, and a modified definitive agreement shortly thereafter. The shareholders of Quik Pix Inc subsequently agreed to the terms of the merger. On 4th February 2000, however, YARC gave Quik Pix notice that it was exercising its right under the merger agreement to withdraw from the transaction. The reasons for the withdrawal included (a) Quik Pix management had requested termination
(b) The revenues being generated by Quik Pix Inc were significantly less than YARC had been led to expect, and (c) YARC had been forbidden to use its Standby Letter of Credit to guarantee any funds advanced to

Quik Pix Inc because of item (b). Both YARC and Quik Pix agreed to discontinue the merger at that time, and no substantive discussions have occurred since that date.

During December 1999 YARC formed an alliance with CTI Imaging Inc, a private company headed by Mr. Hank Bechard, the founder of Autologic Information International Inc. The object of this alliance is to achieve a merger relationship between the three companies. During January, 2000, YARC met with Mr William Shaw, Chairman and CEO of Autologic, and Chairman and President of Volt Information Sciences, Autologic's majority owner. Subsequent to these meetings both Volt and Autologic publicly withdrew from further discussions. YARC continues to believe that, together with CTI Imaging, it has key technologies and management expertise needed for the future growth of Autologic, and is continuing attempts to reopen discussions between the respective organizations, but can give no assurances that these attempts will be successful.

During January 2000, YARC was approached by the management of Printware Inc, St. Paul, Minnesota, to initiate merger negotiations with the aim of preventing what that management perceived as a threat from a group of dissident shareholders. Printware is a company in the CTP segment of the printing market that YARC has targeted as a strategic focus under its reorganization strategy. The two companies were unable to agree on terms, however, and, YARC subsequently has pursued informal discussions with the dissident shareholders. YARC is currently awaiting the outcome of the proxy contest between Printware management and their dissident shareholders. No assurance can be given that any agreement will ever be struck with Printware, but YARC is continuing to pursue all avenues of communication.

Customer Base

YARC's customer base consists of both OEM and End-User customers. Most of the Company's End-User customers bought their products from dealers and distributors. They can generally be described as graphic artists and pre-press contractors whose work is sophisticated and complex, requiring software reliability and accurate color matching. YARC believes that its RIP products excel in both these characteristics. YARC has an International customer base, and the majority of its end-user revenues comes from customers located outside North America. Even though the total level of sales achieved has dropped during the reorganization, the Company has detected no significant erosion of its current customer base, and no major customers have been lost during Fy 2000.

YARC's OEM customers fall into two groups, those within the printing industry, and those outside of it. At this time the Company has three significant OEM's, Roland DG of Japan, who ships a YARC Macintosh Software RIP under the name "RY-RIP" to the Japanese marketplace, Honeywell Commercial Aviation Systems, who uses the Company's product as a component of Commercial Flight Simulators, and DCA, Inc., a supplier of multi-media infrastructure including the glass master disks used in Digital Video Disk (DVD) manufacture.

Although the revenue derived from the contract with Roland DG is quite small, management believes the continuing sales of YARC's software product by Roland DG demonstrates both the excellence of our printing industry technologies, and more particularly our ability to address the export marketplace.

All income from the Company's OEM's is intermittent, orders are placed with little or no notice, and no assurance can be given that any future orders will be forthcoming from any of these customers. Approximately 73% of YARC's revenues in Fy 2000, and approximately 52% in Fy 1999, were derived from these three OEM customers.

All YARC's OEM customers have historically paid promptly, and have 30 day payment terms. The Accounts Receivable balance of $65,158 outstanding at Jan 31, 2000, was primarily due to one invoice from an OEM customer, which was subsequently paid following Fy, January 31, 2000, and within terms.

The two most significant printing industry OEM's lost by YARC during its history are Dai Nippon Screen, which ceased ordering product in 1997, and Linotype AG, who last bought product in 1991.

YARC's Internet and LINUX Products

Sales of YARC's LINUX Internet Print Servers have yet to become a significant proportion of revenues. To date, only a handful of YARC's LINUX servers have been connected to the Internet, the majority have been connected to Appletalk and Windows based networks. Management believes that the printing industry, as a whole, has yet to accept Internet technologies, and that the general availability of low-cost Broadband data distribution will be a necessary precursor to the generation of significant revenues from the sale of Internet Print Servers (the significance of Broadband distribution is discussed in more detail in Item 1).

The majority of YARC's current end-user sales still come from conventional sources, including YARC's Internet presence, but only a minority of those sales are placed through YARC's Internet based "On-Line Store". Management believes this is a reflection of the sophistication of the RIP products that the Company is selling, and the high level of product support demanded by the customer base. Sales through the On-Line Store are not expected to increase until the expenditures on advertising and sales promotion are increased, which will not occur until when and if the Company secures additional funding.

Known Trends Affecting Liquidity

The main factors affecting the Company's ongoing liquidity are a lack of working capital, declining sales, and restrictions on the use of the credit line that was made available for mergers and acquisitions. The Company was unprofitable during the fiscal years ending in 1999 and 2000 and does not expect to return to a profitable level in Fy 2001. There can be no assurance that the Company will be profitable in the future.

The Company believes that falling sales cannot be attributed to any market saturation, or to any pressing need to expend Research and Development funds on producing new products. The Company believes the current product range, provided it is continually enhanced in line with prevailing industry requirements, is capable of sustaining a much higher level of sales than was achieved during Fy 2000. The Company believes that the fall in sales has been due to the reduced amount being spent on Sales and Marketing due to the implementation of the restructuring plan (see `Overview' above). During Fy 2000 the amount spent by the Company on on Advertising, Trade Show Exhibits, and Travel, was reduced to a bare minimum, so as to more effectively concentrate the available capital resources, as well as management's attention, on enhancing OEM relationships and nurturing symbiotic Merger and Acquisition prospects.

Sources of Liquidity

        Internal Sources

Loans from Officers of the Company totalled $518,699 at January 31, 2000 (see
Item 12 below). Cash flow has also been generated from the exercise of stock options by the same Officers. Although it is expected that the exercise of options is likely to continue during Fy 2001, no assurances can be given that internal sources of liquidity will continue to make a significant contribution to the Company's liquidity.

Sales of RIP products are expected to remain slow until when and if the Company commits to increasing its advertising and promotional expenditures.

        External Sources:

During 1997 and 1998 the Company secured $1,000,000 of capital in an offering of its common stock to accredited investors (see Item 5 above). The company is continuing to negotiate Private Placements of its common stock during the current fiscal year, but no assurances can be given that any funds from private placements will be available, or will be on terms favorable to the Corporation.

The Company has also begun to explore the possibility of a Public Offering of its common stock during Fy 2000, but no assurances can be given that any funds from public sources will be available, or will be on terms favorable to the Corporation.

        Credit Enhancement for Mergers and Acquisitions

On December 5, 1999, the Company announced that it had secured a $10,000,000 Standby Letter of Credit to help finance future mergers and acquisitions. On December 15, 1999, the Company announced that an additional $25,000,000 had been pledged by the same source for specific mergers and acquisitions, to be made available on a case by case basis. On February 4th, 2000, the Company had to withdraw from a merger with Quik Pix Inc., in part because its financial backers refused to allow any expenditure of funds for that specific acquisition. Additionally, the Company has experienced difficulty locating a bank that will initiate a loan using the $10,000,000 SLC as credit enhancement, and no assurances can be given that a suitable Bank will be found. Additionally, the Letter of Credit may only be used to secure funds to be used for Merger and Acquisition activities, and not for general business activities. YARC has been seeking to renegotiate the terms of this credit enhancement, but no assurance can be given that such renegotiations would result in terms satisfactory to the Company.

        Conversion of Debt

In December 1999 and January 2000, the Company's balance sheet was materially improved by the conversion of $759,732 in debt and notes, in exchange for 1,897,256 shares of its common stock. During Fy 2000, the Company also issued 300,000 shares of restricted common stock in exchange for services rendered. The Company will continue to enhance liquidity in this manner whenever such transactions are in the best interests of the Company and its shareholders.

As a result of this conversion the Company's primary creditors are its employees, past and present, and the Internal Revenue Service. The Company owes withholding taxes dating back to 1996. The Company has managed to pay back some of the arrears, but $357,824, including interest and penalties, still remains on the books. In March of 2000, several officers of the Corporation executed waivers of the Statute of Limitations with respect to the money owed to the Service. As a result, management expects that a revised repayment plan can be negotiated, but no assurance can be given that the negotiations will be successful.

Additionally, Management is seeking to persuade past and present employees to renegotiate the terms for repayment of the unpaid salary. Of the stock options granted to the Company's staff during Fy 1999, 955,000 of the underlying shares may only be exercised in exchange for reduction of debt, such as unpaid salary, carried on the books of the Company in the name of the optionee.

Material Commitments for Capital Expenditure

During its history YARC has spent relatively little on Capital Equipment. Although some of the Company's computers are aging, the cost of their replacement is not expected to be a material drain on cashflow.

Material Changes in Financial Statement Line Items

Total revenues for Fy January 31, 2000, were $478,546, representing a 38% decrease from revenues of $766,562 for the prior Fy January 31, 1999. The Company sustained a net loss of $506,437 during Fy 2000, down from a net loss of $1,442,037 in Fy 1999. Reduced revenues primarily result from the factors discussed above under "Known trends affecting liquidity".

Operating expenses decreased to $867,562 in Fy 2000, from $1,875,184 during Fy 1999, with most of the decrease resulting from reduced expenditures on salaries and other overheads.

The Company's Gross Margin in Fy 2000 was 75%, up from 57% in Fy 1999. The increased margin in fiscal 2000 over 1999 was primarily due to the increased proportion of OEM sales during Fy 2000, and is a one-time phenomenon not expected to be repeated during the current fiscal year. Historically, the Gross Margin was 69% in Fy 1998 and 65% in Fy 1997, but the change of the product mix towards a lower proportion of software based products, and a higher proportion of hardware based products, is expected to reduce future Gross Margins below these historical levels.

Selling, General and Administrative expense decreased from $1,602,322 in Fy 1999 to $727,632 in Fy 2000. This was due primarily to the reduction in salaries, and associated costs, which resulted from the restructuring, and lower rent payments following the Company's move to Camarillo. It is expected that these expenses can be reduced only a little further, in the short term, without unduly affecting the restructuring objectives. As a result of these economies, advertising and marketing of YARC's existing product range has been reduced to a bare minimum. This has resulted in reduced sales of existing products, but has not, to date, noticeably affected prospective OEM relationships or the goodwill of the Company's current customer base. The consummation of potential OEM relationships, and the ultimate growth of product sales, will be dependent on YARC maintaining its technological leadership while it simultaneously achieves growth from the changes in its strategic focus.

        Limited Working Capital, Financial Instability

As of January 31, 2000, the Company had a negative stockholder's equity of $1,531,083, an accumulated deficit of $5,993,468, and a working capital deficit of $23,944. Various factors affecting the Company's operations raise doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. (see "Sources of Liquidity" above)

        Research and Development

YARC spent $139,930 on Research and Development during Fy 2000, down from $272,862 in Fy 1999. This expenditure has primarily been on enhancements and improvements to YARC's RIP software products, and enhancement of our LINUX server expertise. Management believes that although this expenditure is relatively high, 29% of Fy 2000 revenues, it is essential to implement the strategic objectives of the restructuring.

        Inventory

Inventory in Fy 2000 was $173,472, down from $194,375 in Fy 1999 On January 31, 1999, there was a writedown of inventory made obsolete by YARC's changing product focus. Additionally management has tried to reduce inventory levels in line with the reduced levels of product shipments. At this point there is no significant aging of the inventory and further writedowns are not expected during Fy 2001. The Company has adequate inventory to maintain its current level of shipments, but additional financing of accounts receivable or inventory will be necessary to keep pace with any increase in the level of sales.

Elements of Income or Loss not resulting from Continuing Operations

In March of 1999, as part of its restructuring plan, the Company ceased providing operating capital to its wholly owned UK subsidiary, YARC Systems Limited. This subsidiary had been established in 1996 to provide Sales and Support for European customers, but had failed to achieve profitability. In Fy 1999 the Company took a charge of $281,290 in writing off all receivables and advances due from this subsidiary. The Company does not anticipate any additional charges relating to this subsidiary, but no assurance can be given that the Company may not be held liable for some of its unsatisfied debts, which total around 30,000 pounds. Subsequent to the cessation of operations, European customers have been supported from our Head Office, primarily using e-mail and other Internet based services, such as FTP. YARC Systems Limited is still a UK Company in good standing, and could be restored to trading if working capital was available, and if suitable arrangements were made with its creditors.

Seasonal Aspects

The company does not receive scheduled orders from its customer base. The orders are intermittent, and the Company cannot rely upon orders being received during any particular period of its financial year. However, the flow of orders does not follow any obvious pattern that could be described as "seasonal".

Property Lease

The lease on the Company's corporate headquarters terminates on December 31, 2000. The Company intends to negotiate an extension to the existing lease if the Company's merger and acquisition activities have not dictated a move to alternative premises by qtr 3, 2000. Should a transfer of 25% or more of the voting control of the Company occur, this would constitute an assignment requiring the Lessor's consent. There can be no assurance that such consent would be forthcoming.

Financial Encumbrances

From time to time YARC's accounts receivable and inventory have been pledged as security for financings, loans, and leases. As of April 28th, 2000, all of the Company's commitments under the Uniform Commercial Code's on the public record have been discharged. Should YARC draw down against its Standby Letter of Credit (see later), or obtain additional financing from other sources, it can be expected that its accounts receivable and inventory would again become encumbered.

Dependence on Key Customers

One domestic customer accounted for $242,000 or 51% and $366,700 or 48% of the year ended January 31, 2000 and 1999 sales respectively. One other domestic customer accounted for $81,400 or 17% of the year ended January 31, 2000. No assurances can be given that either of these customers will continue to purchase product from the Company, and the loss of their business could have a material adverse effect on the Company's operating results.

Dependence on Key Personnel

The Company is largely dependent upon the skills and efforts of its senior management and other officers and key employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's operating results.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Form 10-KSB:

Financial Statements:                                                      Page
---------------------                                                      ----
Report of Independent Auditor                                              F-2

Balance Sheets at January 31, 2000 and 1999 (audited)                      F-3

Statements of Operations for fiscal years ended
January 31, 1999 and 2000 (audited)                                        F-4

Statement of  Stockholders' Equity for fiscal years
ended January 31, 1999 and 2000 (audited)                                  F-5

Statements of Cash Flows for the fiscal years
ended January 31, 1999 and 2000 (audited)                                  F-6

Notes to Financial Statements                                              F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years there have been no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure. No principal independent accountant or subsidiary's independent accountant on whom the principal accountant has expressed reliance has resigned or been dismissed.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                                       PAGE
                                                                            ----
Report of Independent Auditor                                                F-2


Balance Sheets at January 31, 2000 and 1999 (audited)                        F-3


Statements of Operations for fiscal years ended
January 31, 1999 and 2000 (audited)                                          F-4


Statement of Stockholders' Equity for fiscal
years ended January 31, 1999 and 2000 (audited)                              F-5


Statements of Cash Flows for the fiscal years ended
January 31, 1999 and 2000 (audited)                                          F-6


Notes to Financial Statements                                                F-7



                         YARC SYSTEMS CORPORATION, INC.
                               FINANCIAL STATEMENT
                            JANUARY 31, 2000 AND 1999

                      [BARRY GLASSER & COMPANY LETTERHEAD]



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Yarc Systems Corporation
Camarillo, California



We have audited the balance sheets of Yarc Systems Corporation as of January 31, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yarc Systems Corporation as of January 31, 2000 and 1999, and the results of it's operations and cash flows for each of the two years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Note 2 to the financial statements describes various factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BARRY GLASSER & COMPANY




Agoura Hills, California
April 6, 2000

                            YARC SYSTEMS CORPORATION
                                  BALANCE SHEET
                                   JANUARY 31,


                                                                    2000              1999
                                                                 -----------       -----------
                                     ASSETS
Current Assets
        Cash                                                     $     1,746       $     4,330
        Accounts Receivable, Less Allowance for
          Doubtful Accounts of $1,758 (2000) and
          $0 (1999) (Note 3)                                          65,158            16,282
        Inventories (Note 4)                                         173,472           194,375
                                                                 -----------       -----------
               Total Current Assets                                  240,376           214,987
Property and Equipment at Cost, Less Accumulated
  Depreciation of $419,235 (2000) and $388,186 (1999)
  (Note 5)                                                            46,877            78,951
Deposit                                                                    0             3,600
                                                                 -----------       -----------
               Total Assets                                      $   287,253       $   297,538
                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
        Bank Overdraft                                           $    25,690       $         0
        Accounts Payable                                             396,895           643,785
        Accrued Payroll and Payroll Taxes (Note 8)                   645,573           697,472
        Dividend Payable (Note 15)                                   170,265           144,402
        Loans From Stockholders                                      132,297                 0
        Bridge Loan (Note 7)                                          35,109           544,161
        Due to Stockholder (Note 10)                                 408,249           174,219
        Current Portion of Obligation Under
          Capital Leases (Note 9)                                      1,480             8,270
                                                                 -----------       -----------
               Total Current Liabilities                           1,815,558         2,212,309
                                                                 -----------       -----------

Obligation Under Capital Leases, Less Current Portion
  (Note 9)                                                             2,778             4,258
                                                                 -----------       -----------
Stockholder's Equity (Note 7, 13 and 15)
  Preferred Stock Series A, $1 Par Value 10% Cumulative
    Voting Shares, Authorized 15,000,000 Shares:  Issued
    and Outstanding 258,638 Shares                                   258,638           258,638
  Preferred Stock Series B, No Par Value, Non-Voting
    Shares; Issued and Outstanding 68,334 Shares                      42,667            42,667
  Common Stock, No Par Value, Authorized 25,000,000
     Shares, 19,046,871 Shares and 16,293,809 Issued and
     Outstanding at January 31, 2000 and 1999, Respectfully        4,161,080         3,206,348

Retained Earnings (Deficit)                                       (5,993,468)       (5,426,682)
                                                                 -----------       -----------

Total Stockholder's Equity (Deficit)                              (1,531,083)       (1,919,029)
                                                                 -----------       -----------

Total Liabilities and Stockholders Equity                        $   287,253       $   297,538
                                                                 ===========       ===========



See Accompanying Notes to These Financial Statements.

                            YARC SYSTEMS CORPORATION
                             STATEMENT OF OPERATIONS
                             YEAR ENDED JANUARY 31,


                                                            2000               1999
                                                        ------------       ------------

Revenue, Net of Returns and Allowances                  $    478,546       $    766,562

Cost of Sales                                               (117,421)          (333,415)
                                                        ------------       ------------

Gross Profit                                                 361,125            433,147
                                                        ------------       ------------

Operating Expenses
        Selling Expenses                                      26,701            204,213
        Research and Development                             139,930            272,862
        General and Administrative Expenses                  700,931          1,398,109
                                                        ------------       ------------
               Total Operating Expenses                      867,562          1,875,184
                                                        ------------       ------------

Operating Income (Loss)                                     (506,437)        (1,442,037)

Interest Expense                                             (33,686)           (58,009)
                                                        ------------       ------------

Income (Loss) Before Extraordinary Loss                     (540,123)        (1,500,046)

Write-off of Investment and Advances
  To Unconsolidated Subsidiary (Note 6)                            0           (281,290)
                                                        ------------       ------------

Income (Loss) Before Income Taxes                           (540,123)        (1,781,336)

Provision (Benefit) for Income Taxes (Note 12)                   800                800
                                                        ------------       ------------

Net Income (Loss)                                       $   (540,923)      $ (1,782,136)
                                                        ============       ============


(Loss) per Common Share

        Basic                                           $       (.03)      $       (.12)
                                                        ============       ============

        Diluted                                         $       (.03)      $       (.12)
                                                        ============       ============

Weighted Average Common Shares                            16,785,144         15,092,688
                                                        ============       ============

Weighted Average Common Shares - Assuming Dilution        16,785,144         15,092,688
                                                        ============       ============



See Accompanying Notes to These Financial Statements.

                         YARC SYSTEMS CORPORATION, INC.
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)


                                                    Preferred Stock              Preferred Stock
                                                       Series A                     Series B                Common Stock
                                              --------------------------  --------------------------  --------------------------

                                              Shares Issued               Shares Issued               Shares Issued
                                              & Outstanding    Amount     & Outstanding     Amount    & Outstanding    Amount
                                              -------------  -----------  -------------  -----------  -------------  -----------
Balance at January 31, 1998                        258,638   $   258,638        68,334   $    42,667    13,853,370   $ 2,321,898

Net Loss
Issuance of Stock Under Conversion From
  Bridge Loan at $.50 Per Share                                                                            240,000       120,000
Sale of Common Stock at $.50 Per Share                                                                     785,600       392,800
Exercise of Employee Stock Options at:
     $.20 Per Share                                                                                        290,000        58,000
     $.31 Per Share                                                                                        429,839       133,250
     $.44 Per Share                                                                                        410,000       180,400
Issuance of Shares to Previous Purchases of
  Stock Who Paid $1 Per Share                                                                              285,000             0
Dividend - Preferred Stock at $.10 Per Share


Balance at January 31, 1999                        258,638   $   258,638        68,334   $    42,667    16,293,809   $ 3,206,348

Net Loss
Exercise of Employee Stock Options at:
     $.20 Per Share                                                                                        530,000       106,000
     $.31 Per Share                                                                                         25,806         8,000
Issuance of Stock Under Conversion From
  Loan at:
     $.10 Per Share                                                                                        325,000        32,500
     $.20 Per Share                                                                                        220,000        44,000
     $.25 Per Share                                                                                         48,000        12,000
     $.50 Per Share                                                                                        745,940       372,970
     $.55 Per Share                                                                                         50,000        27,500
     $1.00 Per Share                                                                                        28,208        28,208
Issuance of Stock in Exchange for Services                                                                 300,000        81,000
Issuance of Stock in Payment of
  Outstanding Invoices                                                                                     480,108       242,554
Dividends-Preferred Stock at $.10 Per Share


Balance at January 31, 2000                        258,638   $   258,638        68,334   $    42,667    19,046,871   $ 4,161,080





                                                             Retained
                                                Treasury     Earnings
                                                 Stock       (Deficit)        Total
                                              -----------   -----------    -----------
Balance at January 31, 1998                             0   ($3,618,683)   ($  995,480)

Net Loss                                                    ($1,782,136)   ($1,782,136)
Issuance of Stock Under Conversion From
  Bridge Loan at $.50 Per Share                                                120,000
Sale of Common Stock at $.50 Per Share                                         392,800
Exercise of Employee Stock Options at:
     $.20 Per Share                                                             58,000
     $.31 Per Share                                                            133,250
     $.44 Per Share                                                            180,400
Issuance of Shares to Previous Purchases of
  Stock Who Paid $1 Per Share                                                        0
Dividend - Preferred Stock at $.10 Per Share                ($   25,863)   ($   25,863)


Balance at January 31, 1999                             0   ($5,426,682)   ($1,919,029)

Net Loss                                                    ($  540,923)   ($  540,923)
Exercise of Employee Stock Options at:
     $.20 Per Share                                                        $   106,000
     $.31 Per Share                                                        $     8,000
Issuance of Stock Under Conversion From
  Loan at:
     $.10 Per Share                                                        $    32,500
     $.20 Per Share                                                        $    44,000
     $.25 Per Share                                                        $    12,000
     $.50 Per Share                                                        $   372,970
     $.55 Per Share                                                        $    27,500
     $1.00 Per Share                                                       $    28,208
Issuance of Stock in Exchange for Services                                 $    81,000
Issuance of Stock in Payment of
  Outstanding Invoices                                                     $   242,554
Dividends-Preferred Stock at $.10 Per Share                 ($   25,863)   ($   25,863)


Balance at January 31, 2000                             0   ($5,993,468)   ($1,531,083)



See Accompanying Notes to These Financial Statements.

                            YARC SYSTEMS CORPORATION
                             STATEMENT OF CASH FLOWS
                             YEAR ENDED JANUARY 31,

                                                                       2000              1999
                                                                    -----------       -----------
Operating Activities:
        Net Income (Loss)                                           $  (540,923)      $(1,782,136)
        Adjustments to Reconcile Net Income (Loss)
          to Net Cash Provided by (Used in) Operating
          Activities:
               Write-off of Contract and Licenses                             0            25,000
               Write-off of Investment and Advances
                 to Subsidiary                                                0           281,290
               Sales to Unconsolidated Subsidiary Not Paid For                0           (67,099)
               Stock Issued for Payment of Services                      81,000                 0
               Allowance for Doubtful Accounts                            1,758             3,048
               Depreciation and Amortization                             33,549            44,538
               Accrued Interest on Bridge Loans                          24,360            32,432
               Decrease (Increase) in Accounts Receivable               (50,634)           60,937
               Decrease (Increase) in Inventories                        20,903           121,512
               Decrease (Increase) in Deposits                            3,600             6,126
               (Decrease) Increase in Accounts Payable                   (4,336)          149,189
               (Decrease) Increase in Accrued Expenses                  (51,899)          182,528
                                                                    -----------       -----------
Net Cash (Used in) Operating Activities                                (482,622)         (942,635)
                                                                    -----------       -----------
Investing Activities:
        Advances to Unconsolidated Subsidiary                                 0           (40,045)
        Acquisition of Property and Equipment                            (1,475)           (7,478)
                                                                    -----------       -----------
Net Cash (Used in) Provided by Investing Activities                      (1,475)          (47,523)
                                                                    -----------       -----------
Financing Activities:
        Unsecured Loans From Stockholders                               119,000                 0
        Proceeds From Bridge Loans                                            0           246,420
        Net Advances (Payment) From Stockholder                         234,030            19,504
        Net Borrowing (Payment) Under Capital
          Lease Obligation                                               (8,270)          (33,126)
        Proceeds From Sale of Stock                                           0           392,800
        Repayment of Bridge Loans                                        (2,937)          (15,019)
        Proceeds From Exercise of Employee Stock Options                114,000           371,650
                                                                    -----------       -----------
Net Cash Provided (Used) by Financing Activities                        455,823           982,229
                                                                    -----------       -----------
Increase (Decrease) in Cash                                             (28,274)           (7,929)
Cash at Beginning of Period                                               4,330            12,259
                                                                    -----------       -----------
Cash (Overdraft) at End of Period                                   $   (23,944)      $     4,330
                                                                    ===========       ===========

Cash Paid For:
        Interest                                                    $    14,952       $    40,576
                                                                    ===========       ===========
        Income Taxes                                                $       800       $       800
                                                                    ===========       ===========
        Non Cash Conversion of Loans to Capital Stock               $   517,178       $   120,000
                                                                    ===========       ===========

        Non Cash Transaction From Dividend on
          Preferred Stock Series A                                  $    25,863       $    25,863
                                                                    ===========       ===========
        Non Cash Conversion of Accounts Payable to
          Common Stock                                              $   242,554       $        --
                                                                    ===========       ===========



See Accompanying Notes to These Financial Statements.

                         YARC SYSTEMS CORPORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

        Yarc Systems Corporation (the Company) was founded in January, 1988 to develop and market a new method of increasing the power of personal computers called "Computing Coprocessors". The Company designs and manufactures special purpose computer engines for major software OEM's. Its key technologies include a range of proprietary software and hardware packages which allow application developers to provide their users with more computing power.

        In September 1996, the Company formed a subsidiary in the Britain called YARC Systems limited. The purpose of the subsidiary is to provide local sales and support within Europe.

        YARC Systems Limited has not been consolidated because through January 31, 1998, its operations were minor and the subsidiary did not operate for most of the 1999 fiscal year.
(See Note 6)

Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment or when a service is performed.

Research and Development Costs

        The company follows the guidance provided in FASB-2, Accounting for Research and Development Costs and FASB-86, Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed. Accordingly, all costs related to research and development are expensed until such time that technological feasibility is established. Once technological feasibility is established all costs incurred in the production of the product matters are capitalized.

Cash & Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided via the straight-line method over the estimated useful lives of the assets, principally five (5) years.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


Note 1 - Continued

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising

        The Company expenses advertising costs as incurred. During the year ended January 31, 2000 and 1999, the Company incurred $1,877 and $50,214 in advertising costs.

Stock-Based Compensation

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (FAS 123)", which the Company adopted in fiscal 1997, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. Information regarding the Company's pro forma disclosure of stock-based compensation pursuant to FAS 123 can be found in Note 13.

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of the financial instruments on the balance sheets are considered reasonable estimates of the fair value.

Reclassifications

        Certain prior year financial statement classifications have been reclassified to conform with the current year's presentation.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

Note 1 - Continued


Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share.

                                 Earnings (loss)       Shares          Per-Share
                                   (Numerator)      (Denominator)        Amount
                                 ---------------    -------------     -----------
January 31, 2000
        Net (loss)                 $  (540,923)
        Preferred Dividends            (25,863)
                                   -----------

        Basic and Diluted EPS      $  (566,786)       16,785,144      $      (.03)
                                   ===========       ===========      ===========

January 31, 1999
        Net (loss)                 $(1,782,136)
        Preferred Dividends            (25,863)
                                   -----------

        Basic and Diluted EPS      $(1,807,999)       15,092,688      $      (.12)
                                   ===========       ===========      ===========


NOTE 2  -  GOING CONCERN CONSIDERATIONS

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At January 31, 2000, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. Yarc's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company has cut back and/or discontinued some of its operations and, if it is unable to raise or obtain needed funding, the Company may be forced to discontinue operations generally. To date, through further equity infusion into the Company, primarily in the form of the exercise of options by employees of the Company, operations have continued. Without additional funding sufficient to satisfy the creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. Management has continued to implement its restructuring plan including reductions of personnel, consolidation of facilities and disposal of subsidiaries. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999



NOTE  3  -  ACCOUNTS RECEIVABLE

        Accounts receivable at January 31, consists of:

                                                     2000          1999
                                                   --------      --------
        Accounts Receivable, Trade                 $ 63,542      $ 15,540
        Accounts Receivable, Other                    3,374           742
                                                   --------      --------
                                                     66,916        16,282
        Less: Allowance for Doubtful Accounts         1,758            --
                                                   --------      --------

                                                   $ 65,158      $ 16,282
                                                   ========      ========

NOTE  4  -  INVENTORIES

        Inventories at January 31, consists of:

                                              2000          1999
                                            --------      --------
        Raw Materials                       $173,472      $140,116
        Work-in-Process                            0        51,938
        Sales Demonstration                        0         2,321
                                            --------      --------

                                            $173,472      $194,375
                                            ========      ========

NOTE  5  -  PROPERTY AND EQUIPMENT

        Property and equipment at January 31, consists of:

                                             2000            1999
                                           ---------       ---------
        Machinery and Equipment            $ 120,642       $ 120,642
        Office Equipment                      44,798          44,798
        Engineering Equipment                 66,609          65,134
        Equipment Under Capital Lease        178,971         178,971
        Software                              55,092          55,092
        Leasehold Improvements                     0           2,500
                                           ---------       ---------
                                             466,112         467,137
        Less Accumulated Depreciation       (419,235)       (388,186)
                                           ---------       ---------

                                           $  46,877       $  78,951
                                           =========       =========

        Depreciation expense charged to operations was $33,549 and $44,538 for January 31, 2000 and 1999, respectively.

        Amortization of equipment under capital lease in the amount of $154,091 and $130,430 for January 31, 2000 and 1999, respectively, is included in accumulated depreciation.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999



NOTE 6 - INVESTMENTS AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY CARRIED AT COST

        In September 1996, the Company formed a subsidiary in Great Britain by the name of YARC Systems Limited. The purpose of the subsidiary is to provide local sales and support within Europe. Through January 31, 1997, the subsidiary was organizing and had very minor operations.

        Following is a summary of the financial position of YARC Systems Limited as of January 31, 1999:


        Current Assets                                       $  13,715
        Property, Plant and Equipment (Net)                     37,052
                                                             ---------

               Total Assets                                  $  50,767
                                                             =========


        Current Liabilities                                  $ 342,324
        Noncurrent Liabilities                                   9,144
                                                             ---------
                                                               351,468
        Stockholder's (Deficiency)                            (300,701)
                                                             ---------

                                                             $  50,767
                                                             =========

        There is no market for the common stock of YARC Systems Limited and, accordingly, no quoted market price is available.

        Sales to Yarc Systems Limited amounted to $ 0 in 2000 and $67,099 in 1999. The Company had not received payment on these sales and the receivable had been included in the investment and advances to unconsolidated subsidiary. The Company sold product to Yarc Systems Limited at cost.

        During the 1999 fiscal year the subsidiary has ceased operations. However, the subsidiary is still in good standing and operations could be recommenced upon approval of the board of directors

NOTE  7  -  BRIDGE LOAN/COMMON STOCK

        For the year ended January 31, 1997, there were no compensation arrangements involving common stock.

        In June 1996, the Company borrowed $300,000 from 10 borrowers under an intercreditor agreement. The notes are secured by the accounts receivable and inventory.

        The notes draw interest at 10% per annum. The principal balance plus the accrued interest was scheduled to be paid in 12 equal installments beginning June, 1997. The Company has partially repaid one of the notes. The Company has been accruing the interest on these notes. During the year ended January 31, 1998, the Company received $40,000 as an additional bridge loan; $15,000 of which was converted into 15,000 shares of common stock. During the years ended January 31, 1999 and 2000, the Company converted $120,000 and $200,000 respectively to common stock at $.50 per share. Thus at January 31, 2000, all of the outstanding bridge loan obligation had been satisfied.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


NOTE  8  -  ACCRUED PAYROLL AND PAYROLL TAXES

        Included in accrued payroll and payroll taxes at January 31, 1997 was $210,000 in back payroll taxes. This sum had increased to approximately $420,000 by January 31, 1998. The company had negotiated with the taxing authorities a payment plan to pay the outstanding obligation. The Company has not fulfilled its obligations under the negotiated plan but has been in renegotiations with the tax authorities.

NOTE  9  -  OBLIGATION UNDER CAPITAL LEASES

        The Company leases various equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Minimum future lease payments under capital leases as of January 31, 2000 for each of the future years in the aggregate are:

        Year Ended Jan 31,
               2001                                        $1,480
               2002                                         1,618
               2003                                         1,160
                                                           ------
                                                            4,258
               Less: Current Portion                        1,480
                                                           ------

               Long-Term Portion                           $2,778
                                                           ======

        Interest rates on capitalized leases vary from 9% to 23% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE  10  -  DUE TO SHAREHOLDER

        Due to shareholder consists principally of business expenses paid for by the Company's president and not reimbursed by the Company. All of the amounts are payable upon demand. The officer shareholder has agreed not to demand payment until at least February, 2001.

NOTE  11  -  COMMITMENTS AND CONTINGENCIES

        The Company was leasing its facilities under a five year lease, which was due to expire on January 14, 2000.

        During the year ended January 31, 1999, the landlord requested that the Company vacate the facilities. Since the Company was not fully utilizing the space, the Company and the landlord mutually rescinded the lease effective March, 1999. In April, 1999, the Company moved into a new facility. The new lease expires on December 31, 2000 and requires monthly rent payments of $3,130.

        Additionally, the Company is required to maintain a $ 1,000,000 liability insurance policy and replacement cost fire and extended coverage insurance.

        Rent expense under operating leases was $41,691 and $159,043 for the year ended January 31, 2000 and 1999 respectively.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


NOTE  12  -  INCOME TAXES

        At January 31, 2000, the Company had approximately $5,089,000 and $2,290,000 of net operating loss carryforwards for federal and state income tax purposes respectively. The carryforwards expire through 2019.

        The components of the provision (benefit) for income taxes at January 31, are as follows:

                                                                   2000              1999
                                                               -----------       -----------
        Current
               Federal                                         $        --       $        --
               State                                                   800               800
                                                               -----------       -----------

                                                               $       800       $       800
                                                               ===========       ===========

        Deferred tax asset consist of the following:

               Net Operating Loss Carryforwards                $ 1,912,000       $ 1,728,000
               Valuation Allowance - Net Operating Losses       (1,912,000)       (1,728,000)
                                                               -----------       -----------

               Net Deferred Tax Asset                          $         0       $         0
                                                               ===========       ===========

        There were no deferred tax liabilities at January 31, 2000 or 1999. The reconciliation of federal income taxes computed at the statutory rate to the income tax provision (benefit) is as follows:

                                                    Year Ending January 31,
                                                     2000            1999
                                                  ---------       ---------
        Income Tax Benefit at Statutory Rate      $(184,000)      $(660,000)
        Increase in Valuation Allowance             184,000         660,000
                                                  ---------       ---------

                                                  $       0       $       0
                                                  =========       =========

NOTE  13  -  COMMON STOCK/PURCHASE PLAN

        In August 1992, the Board of Directors approved an employee stock purchase plan. The Board directed that a maximum of 2,000,000 shares be offered to the employees. This was increased to 8,000,000 in 1995. The Board has the authority to offer key employees the option of any number of shares up to the plan maximum. As of January 31, 2000, there were 5,955,000 shares remaining under this plan.

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


Note 13 - Continued

        The following is a summary of the stock option activity for the years ended January 31, 1999 and 2000:

                                                                Underlying
                                       Price Per Share         Common Shares
                                       ---------------         -------------
January 31, 1999
        Granted                         $0.20 - $0.44            3,045,000
        Exercised                       $0.20 - $0.44            1,265,000
        Canceled                        $0.20 - $0.44              465,000

January 31, 2000
        Granted                         $0.20                    1,650,000
        Exercised                       $0.20                      640,000
        Canceled                        $0.00                            0
                                                                 ---------

Exercisable at January 31, 2000                                  2,324,355
                                                                 =========

Accounting for Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would have been the same due to the high volatility of the Company's stock prices which yields a fair market value below the option price at the date of grant.

        The fair value of the options granted during the fiscal years ended January 31, 1999 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model. The fair values and assumptions used in calculating the fair values were as follows for the year ended:

                                            January 31, 1999              January 31, 2000
                                   ----------------------------------     ----------------
                                   07/24/98     08/20/98     01/07/99         12/02/99
                                   --------     --------     --------         --------
Fair Value of Options Granted      $   0.42     $   0.31     $   0.20         $   0.19
Risk Free Interest Rate                   6%           6%           6%               6%
Expected Life (Years)                     3            3            3                3
Expected Volatility                     209%         190%          84%             223%

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


NOTE  14  -  LITIGATION

        In the fourth quarter of 1993, Yarc filed a suit for libel against an individual resident of Denmark, Mr. Flemming Stanley and his Danish company in formation, "Stantech." In December 1993, Yarc won a judgment in the Superior Court of California against the individual and his business in the amount of $843,000. This judgment is currently unsatisfied. Yarc also filed an action for libel in the Maritime and Commercial Court of Copenhagen against the same defendants. Thereafter, Stantech filed a cross-complaint against Yarc which alleged copying infringement under the Danish "Marketing Act" and claimed Yarc's Linotronic RIP product infringed a Stantech product. In November, 1996 the Maritime and Commercial Court held that Flemming Stanley had committed libel and that there was no evidence of infringement as there was no copyrightable material and imposed a fine against Mr. Stanley. The Maritime and Commercial Court also imposed a fine in the approximate amount of U.S.$ 112,000 against Yarc for disturbing Stantech's market under the Danish Marketing Act. If Yarc establishes a presence in Denmark the fine will have to be paid as the 843,000 unsatisfied judgement can not be enforced in Denmark.

NOTE  15  -  DIVIDENDS AND PREFERRED STOCK

        The Preferred Stock Series A was issued to the Company's president in 1992 as payment of reimbursements due the president for money advanced on behalf of the Corporation.

        The holders of outstanding Series A Preferred shares shall be entitled to receive, when and as declared by the Board of Directors of the corporation, out of any assets at the time legally available dividends at the annual rate of $ .10 per Series A Preferred Share, and no more, payable in cash quarterly on the last day of March, June, September, and December to the holders of Series A Preferred shares of record on a date not more than 60 nor fewer than 10 days preceding each respective payment date as specified by the Board of Directors or, if not so specified, as provided by law. Dividends shall accrue on each Series A Preferred Share form the date of its original issuance and shall accrue from day to day, whether or not earned or declared. Dividends shall be cumulative so that if dividends in respect of any previous quarterly dividend period at that annual rate per share shall not have been paid on or declared and set apart of all Series A Preferred shares at the time outstanding, the deficiency shall be fully paid on or declared and set apart for those shares before the Board of Directors of the corporation declares or pays any dividend to holders of Common shares.

        At present, the dividends have not been declared by the Board of Directors but it will be cumulative under dividend payable.

        Dividend payable at January 31, 2000 and 1999 consist of:

        Balance at January 31, 1998                             $118,539
        Dividend - for the year January 31, 1999                  25,863
                                                                --------
        Balance at January 31, 1999                              144,402
        Dividend - for the year January 31, 2000                  25,863
                                                                --------

        Balance at January 31, 2000                             $170,265
                                                                ========

                            YARC SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999



Note 15 Continued

        All of the outstanding Series A Preferred Shares are held by the president of the Company. The president has agreed to forego payment of the dividends until such time as the Company has adequate resources.

        The Preferred Stock Series B was purchased on behalf of the Company by the president from a former officer during the period 1993 to 1995, pursuant to a legal settlement between the Company and a former officer. The Company has committed to repurchase those shares from the president at its redemption value of $2 per share when it is able.

NOTE 16 - TRANSACTIONS WITH MAJOR CUSTOMERS

        One domestic customer accounted for $242,000 or 51%, $366,700 or 48% of the year ended January 31, 2000 and 1999 sales respectively. One other domestic customer accounted for $81,400 or 17% of the year ended January 31, 2000. No other customers accounted for more than 1% of sales.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors of the Company are:

        NAME              AGE    POSITION
        ----              ---    --------
Dr. Trevor G. Marshall    51     Chairman of the Board, Chief Executive Officer
                                 and President

Dr. Karsten Jeppesen      41     Director

Frances E. Marshall       50     Director, Chief Financial Officer, and Secretary

        Dr. Trevor G. Marshall has been Chairman of the Board, and Chief Executive Officer, since he founded Yarc Systems Corporation, Inc. in 1988. Dr. Marshall has extensive experience starting and managing companies which specialize in electronic equipment and related parts. Mr. Marshall is also a Contributing Editor for BYTE.com. He is widely recognized as an industry expert on LINUX and Internet computing technology, writing a regular column titled "Trevor's Linux" In addition to Bachelors and Masters degrees in Engineering from the University of Adelaide, South Australia, Dr. Marshall holds a Doctorate in Philosophy from the University of Western Australia.

        Dr. Karsten Jeppesen has served YARC as V.P.Engineering from 1993 until 1999, as a Director between 1996 and 1999, and he is again a Director in 2000. Dr. Jeppesen's extensive entrepreneurial experience began when he founded Dus A/S (Denmark) in 1980 with Venture funding from the LEGO Corporation. Dus manufactured UNIX-based computer-aided-instruction systems for schools and universities. Dr. Jeppesen has been developing RIP technology for the printing industry since 1983. He was an early contributor to the LINUX organization, introducing GNU into YARC's product range in 1994 and LINUX in 1995. Dr. Jeppesen has extensive experience with Multiple CPU computer systems and Array Processors, most recently using the LINUX operating system to control these arrays. Dr. Jeppesen received a Doctor of Dental Surgery degree from Aarhus University in 1985.

        Frances E. (Liz) Marshall currently serves the Company as Chief Financial Officer, Secretary and Director. Ms. Marshall has been with the Company since it was founded in 1988, filling a number of key management roles, including those of Production Management and Financial Controller. During 1982 she published a professional paper on Microprocessor Based Inventory Control in hospital pharmacy. In 1980 Ms. Marshall received her Graduate Diploma in Pharmacy from Curtin University, in Western Australia. Ms. Marshall is married to Dr. Trevor Marshall. The officers of the Company serve at the discretion of the Board. Each director of the Company serves until such director's successor is elected and qualified or until the director's death, retirement, resignation or removal.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the Company's most recent fiscal year all persons subject to Section 16(a) have complied therewith.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued by the Company to all executive officers during the fiscal years ended January 31, 1998, 1999 and 2000:

                         SUMMARY COMPENSATION TABLE(1)

                   Annual Compensation                                          Long-Term Compensation
                   -------------------                                          ----------------------
                                                                                                                (g)
                                                                                                             Securities
                                                                 (d)                     (f)                 Underlying
         (a)                (b)                 (c)             Other                 Restricted             Options/SARs
Name and Position          Year             Salary ($)       Compensation           Stock Awards ($)              (#)
-----------------          ----             ----------       ------------           ----------------         ------------
Dr. Trevor Marshall        1999              $ 7,375              0                        --                     --
CEO, Chairman              1998              $29,500              0                        --                     --
                           1997              $54,083              0                        --                     --

Dr. Karsten Jeppesen       1999                   --              0                        --                      --
V.P. Eng, Director         1998              $42,000              0                        --                 430,000
                           1997              $63,120              0                        --                      --

Frances E. Marshall        1999              $ 5,625              0                  $122,480                 300,000
CFO, Director              1998              $24,375              0                  $ 30,000                 430,000
                           1997              $39,375              0                        --                      --

(1) Pursuant to the Regulations promulgated by the Commission, the table omits columns reserved for types of compensation not applicable to us.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
                               (Individual Grants)

                                    (b)
                                Number of
                                Securities              (c)
                                Underlying      % of Total Options/SARs                                           (e)
       (a)                     Options/SARs       Granted to Employees                (d)                      Expiration
       Name                     Granted (#)         in Fiscal Year        Exercise or Base Price ($/Sh)           Date
       ----                     -----------         --------------        -----------------------------        ----------
Dr. Trevor Marshall                    --                 --                            --                         --

Dr. Karsten Jeppesen                   --                 --                            --                         --

Frances E. Marshall               300,000               18.2%                        $0.20                     December 2002

(1) All options were granted at an Exercise Price which was equal to or higher than the Fair market Value of the security at the date of grant.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                               (d)                              (e)
                                (b)                                     Number of Securities           Value of Unexercised
                              Shares                   (c)             Underlying Unexercised         In-The Money Options/
       (a)                 Acquired on            Value Realized      Options/SARs at FY-End(#)          SARs at FY-End ($)
       Name                 Exercise #                  $             Exercisable/Unexercisable       Exercisable/Unexercisable
       ----                 ----------            --------------      -------------------------       -------------------------
Dr. Trevor Marshall               --                      --                       --                        --/--

Dr. Karsten Jeppesen         135,806                $ 18,566                181,613/0                        $294,213/$0

Frances E. Marshall          300,000                $178,633                       --                        --/--

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of February 11, 2000, there were approximately 19,046,871 shares of the Company's Common Stock outstanding. The table below sets forth, as of February 11, 2000, the number of shares of the Company's Common Stock beneficially owned by each of the Company's current officers and directors, the named executive officers, any other person or group who owned of record or who was known to beneficially own more than five percent (5%) of the Company's outstanding shares and the officers and directors as a group. Unless otherwise indicated, the address for all parties is c/o Yarc Systems Corporation, Inc., 900 Calle Plano, Suites J & K, Camarillo, California 93012.

                                                   NUMBER OF SHARES
TITLE OF         NAME AND ADDRESS                    BENEFICIALLY                 PERCENT
CLASS           OF BENEFICIAL OWNER                      OWNED                   OF CLASS
-----           -------------------                      -----                   --------
Common        Dr. Trevor G. Marshall(1)                4,960,000                  26.0%

Common        Frances E. Marshall(1)                     730,000                   8.0%

Common        Dr. Karsten Jeppesen                       962,462                   5.1%

Common        Officers and Directors as a Group        6,652,462                  34.9%

        (1) Dr. Trevor Marshall and M. Frances E. Marshall are husband and wife.

The table below sets forth, as of February 11, 2000, the number of shares of the Company's Series A Preferred Stock beneficially owned by each of the Company's current officers and directors, the named executive officers, any other person or group who owned of record or who was known to beneficially own more than five percent (5%) of the Company's outstanding Series A shares and the officers and directors as a group.

                                                                     NUMBER OF SHARES
         TITLE OF                   NAME AND ADDRESS                   BENEFICIALLY                PERCENT
         CLASS                      OF BENEFICIAL OWNER                   OWNED                    OF CLASS
         -----                      -------------------                   -----                    --------
    Preference A(2)                Dr. Trevor G. Marshall                258,638                     100%

The table below sets forth, as of February 11, 2000, the number of shares of the Company's Series B Preferred Stock beneficially owned by each of the Company's current officers and directors, the named executive officers, any other person or group who owned of record or who was known to beneficially own more than five percent (5%) of the Company's outstanding Series B shares and the officers and directors as a group.

                                                     NUMBER OF SHARES
        TITLE OF           NAME AND ADDRESS            BENEFICIALLY      PERCENT
        CLASS              OF BENEFICIAL OWNER             OWNED         OF CLASS
        -----              -------------------             -----         --------
        Preference B(3)    Dr. Trevor G. Marshall          68,334          100%

        (2) Preference A stock was issued to Dr. Marshall in 1992, to extinguish a debt on the Corporation's books resulting from reimbursements due Dr. Marshall for money advanced on behalf of the Corporation.

        (3) Preference B stock was purchased on behalf of the Company by Dr. Marshall from O. Harvey Raider during the period 1993 to 1995, pursuant to a legal settlement agreement between the company and O. Raider. The Corporation has committed to repurchase this Preference B stock from Dr. Marshall when it is able.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the Company's inception, Dr. Jeppesen and Dr. Marshall were involved in a series of transactions with the Company in which the amount involved exceeded $60,000. Such transactions consisted of a series of payments made by Dr. Marshall and Dr. Jeppesen of business expenses on the Company's behalf. The outstanding balance of these transactions was $408,249 at January 31, 2000, a majority of which related to Dr. Marshall. These advances are not evidenced by a written instrument.

During the past two years, Ms. Marshall has been involved in a series of transactions with the Company in which the amount involved exceeded $60,000. Such transactions consisted of a series of loans to the Company which were used to supplement cash flow. The outstanding balance of these transactions was approximately $110,450 at January 31, 2000. These loans are not evidenced by a written instrument, bear interest at 10% per annum, and have no maturity date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit Number             Title of Exhibit
--------------             ----------------
    2.1*                   Articles of Incorporation

    2.2*                   Bylaws

    3.1*                   Certificate of Determination of Preferences of
                           Series A Preferred Shares

    3.2*                         Certificate of Determination of Preferences of
                                 Series B Preferred Shares

    3.3*                         Certificate of Determination of Preferences of
                                 Series C Preferred Shares

    6.1*                         Lease Agreement between CPBC, Ltd. and Yarc
                                 Systems Corporation, Inc., dated September 7,
                                 1999.

    6.2*                         Yarc Systems Corporation, Inc. 1992
                                 Nonstatutory Stock Option Plan

    6.3*                         Amendment No. 1 to Yarc Systems Corporation,
                                 Inc. 1992 Nonstatutory Stock Option Plan

    6.4*                         Letter of Credit

    27.1                         Financial Data Schedule

    * Incorporated by reference to the Company's exhibit to Form 10-SB, as filed with the Commission on March 15, 2000.

(b) REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2000.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            YARC SYSTEMS CORPORATION, INC.


Date:  May 9, 2000                         By: /s/ Trevor Marshall
                                               ---------------------------------
                                               Dr. Trevor G. Marshall,
                                               Chairman, Chief Operating
                                               Officer, and President


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 9, 2000                         By: /s/ Trevor Marshall
                                               ---------------------------------
                                               Dr. Trevor G. Marshall,
                                               Chairman, Chief Operating Officer
                                               and President


Date:  May 9, 2000                        By:  /s/ Frances E. Marshall
                                               ---------------------------------
                                               Frances E. Marshall,
                                               Director, Chief Financial
                                               Officer, and Secretary


Date:  May 9, 2000                        By:  /s/ Karsten Jeppesen
                                               ---------------------------------
                                               Dr. Karsten Jeppesen,
                                               Director


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The issuer has not furnished any annual reports or proxy statements to its security holders.

                                INDEX TO EXHIBITS


Exhibit Number             Title of Exhibit                                     Page
--------------             ----------------                                     ----
       2.1*                Articles of Incorporation

       2.2*                Bylaws

       3.1* Certificate of Determination of Preferences of Series A Preferred Shares

       3.2* Certificate of Determination of Preferences of Series B Preferred Shares

       3.3* Certificate of Determination of Preferences of Series C Preferred Shares

       6.1*                Lease Agreement between CPBC, Ltd. and Yarc
                           Systems Corporation, Inc., dated September 7, 1999.

       6.2*                Yarc Systems Corporation, Inc. 1992 Nonstatutory
                           Stock Option Plan

       6.3*                Amendment No. 1 to Yarc Systems Corporation, Inc.
                           1992 Nonstatutory Stock Option Plan

       6.4*                Letter of Credit

       27.1                Financial Data Schedule

        * Incorporated by reference to the Company's exhibit to Form 10-SB, as filed with the Commission on March 15, 2000.