Form 10KSB40/A
period 2000-01-31
YARC SYSTEMS CORPORATION INC
filed 2000-05-15
CIK 843650

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                          Amendment No. 1 to Form 10-KSB

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

     ADDITIONAL INFORMATION FROM FORM 10-SB FILED ON 15 MARCH 2000

STRATEGY

      Management believes that the Company's technology offers superior performance capabilities which provide important competitive advantages to its customers. The Company intends to pursue this opportunity through programs designed to expand the Company's overall market exposure and penetration. The key elements of the Company's strategy to accomplish these goals are the following:

      Focus on Internet Connectivity; Disintermediation

The Company intends to focus its product offerings on Internet connectivity. Internet connectivity refers to communication between the user and the output device via the Internet. The Company's LINUX servers, for example, can receive images over the Internet and can be configured and upgraded from any standard Internet browser. This direct link between the artist and output device is in contrast to the traditional brokerage model wherein where a broker acts as a specialist intermediary between the artist and the printing press professional. The Company believes that eliminating the intermediary would improve output quality and would result in time and cost savings to the end-user.

      Focus on Broadband Delivery

YARC intends to focus on technologies and products which are ready to take advantage of the growth in Broadband delivery. Broadband is the infrastructure required to transport large files (such as proofs) quickly and economically. Brochures, catalogs and newspapers are created by graphic artists using computer software. The files associated with commercial publishing are very large, typically in the range of 20 Megabytes to 100 Megabytes. Broadband delivery would enable artists to transmit their works to the output device directly via the Internet. The Company believes that its solution is attractive to graphic artists because it leverages the latest technology in order to shift control of the printing process to the artist.

      Utilize Mergers and Acquisitions for Growth

The Company intends to grow by merger or acquisition. The Company intends to seek merger partners with strong sales channels, especially partners in market segments where sales growth of the Company's products could be rapidly achieved.

In August of 1999, the Company signed a merger agreement with Quik Pix Inc., Buena Park, CA. On February 4th, 2000, Management of both companies decided not to proceed with the merger transaction. No merger documents were filed in the respective states. YARC intends to seek out other potential partners in the 3D printing and signage industry.

      Enter the Computer To Plate Market

The Company's intends to enter the Computer To Plate (CTP) segment of the printing market via a merger or acquisition. The Company believes that a business combination with a CTP manufacturer would create a symbiotic environment where YARC's software and Internet technologies would give the business combination a significant edge in the Internet economy. CTP is a method for making printing press plates directly from the computer software output, without any intervening manual handling of photographic films or materials. The Company's approach empowers the graphic artist professional by giving the artist control over all phases of the printing of the artwork. For example, after transmission of the files to a YARC Internet Server, a proof can automatically be created, and, upon verification of that proof, the CTP plates can be manufactured for the printing press. The Company believes that this method will ensure optimal quality and minimal delay as compared with the traditional broker model.

In 1999, YARC entered into discussions with CTI Imaging Systems Inc., and its principal, Mr. Hank Bechard, regarding a potential acquisition of Autologic Information International, Inc. ("Autologic"). Mr. Bechard is a founder of Autologic. Autologic manufactures printers which use CTP technology. In January 2000, the Company made an offer to Volt Information Sciences Inc (VIS) to acquire a majority interest in Autologic. The Company subsequently received a letter from a law firm representing VIS indicating that VIS would not enter into any negotiations with YARC. The Company intends to continue its attempts to acquire Autologic.

The Company has entered into discussions with Printware Inc, a manufacturer of CTP products, regarding a possible business combination. No agreement has been signed at this time, and no assurance can be given that any such agreement will be achieved.

SIGNIFICANT EMPLOYEES

      The following table sets forth certain information concerning certain other significant employees of the Company:

         NAME              AGE     POSITION
         ----              ---     --------
Neil Eastwood              32      Graphic Arts Manager

Dion Whittaker             28      Chief Engineer

      Neil Eastwood joined the Company in 1998. Mr. Eastwood is an expert in the inter-relation between Photographic Imaging and Digital Technologies. Mr. Eastwood lectured on Digital Imaging at Blackburn College, in the United Kingdom, from 1995-1998. Mr. Eastwood graduated with a Higher National Diploma in Art and Design from Watford College of Art and Design (UK) in 1986, and has over decade of experience in the Digital Printing industry.

      Dion Whittaker has been with the Company since 1995. Mr. Whittaker wrote the LINUX spooler subsystem for the Company's XP Server. He also designed, together with Dr. Jeppesen, the hardware and software RIP components that interact with the LINUX execution environment. Mr. Whittaker received a Bachelor of Engineering in computer science, with first class honors, from Curtin University in Western Australia.

OFFICERS AND DIRECTORS - supplementary information

      The officers of the Company serve at the discretion of the Board. Each director of the Company serves until such director's successor is elected and qualified or until the director's death, retirement, resignation or removal.
      Directors do not receive compensation for their services. The Company does not currently intend to pay directors any cash compensation for services, but will reimburse them for out-of-pocket expenses they may incur on behalf of the Company. No such expenses were reported or reimbursement provided for the previous three fiscal years or the current interim period


EMPLOYMENT AGREEMENTS

      The Company has not entered into employment agreements with any executive officer.

STOCK OPTION PLAN

      The Company established the 1992 Nonstatutory Stock Option Plan ("Option Plan") to attract and retain qualified persons for positions of substantial responsibility within the Company and to provide an incentive to the employees to promote the Company's business. The Option Plan is administered by the Board of Directors.

      The Options granted under the Option Plan were not intended to qualify as "Incentive Stock Options" within the meaning of Section 422(b) of the Internal Revenue Code, as amended, but were implemented to encourage stock ownership among the Company's directors, officers, and certain key persons performing services for the Company to encourage such persons to acquire proprietary interest in the success of the Company and to serve as an incentive to remain in the Company's service. Each Option granted is evidenced by a Stock Option Agreement and is granted for a maximum period of three (3) years. The price per share of Common Stock granted by the Option is determined by the Board of Directors, in its sole discretion. The Option Plan authorizes the issuance of a maximum of 8,000,000 shares of Common Stock.

DIVIDENDS

      To date, the Company has not declared or paid any cash dividends with respect to its Common Stock. The policy of the Board of Directors has been, and continues to be, to retain earnings in order to provide for the growth of the Company. Consequently, no cash dividend or any other dividend is expected to be paid on the Common Stock in the foreseeable future. Although the Company's Common Stock is entitled to receive dividends, there can be no assurance that the Company will have sufficient funds to pay such dividends, or even if such funds are available, that the Company will be permitted to make such dividend payments under the provisions of the California General Corporation Law and other applicable laws. California law prohibits the Company from paying dividends or making other distributions if the Company would be unable to pay its debts as they become due in the usual course of business or if the Company's assets would be less than its liabilities after giving effect to such dividend or distribution. The Company does not anticipate the payment of dividends on the Shares in the foreseeable future, even if funds are legally available for dividends.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

      The Company's Articles of Incorporation do not provide for indemnification of the Company's directors and officers, however, such indemnification is permitted in accordance with and as limited by its Bylaws and California General Corporation Law ("Corporation Law").

      The Company's Bylaws provide that the Company is permitted to indemnify its directors and officers to the maximum extent permitted by the Corporation Law. The Bylaws further provide that the Company has the power to indemnify its directors and officers against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising out of any circumstance in which such person was acting as an agent of the Company. The Company also has the power to advance to each such person those expenses incurred in defending any such proceeding to the maximum extent permitted by the Corporation Law.

      Pursuant to Section 317 of the Corporation Law, the Company has the power to indemnify a director or officer in a civil proceeding if such director or officer was acting on behalf of the Company at the time and in the circumstances giving rise to the proceeding and was acting in good faith and in a manner such officer or director reasonably believed to be in the best interests of the Company at such time. In the case of a criminal proceeding, the Company has the power to indemnify its directors and officers provided that such person had no reasonable cause to believe that their conduct was lawful. The Corporation Law limits the Company's ability to indemnify its directors and officers where the director or officer is deemed to be liable to the Company in the execution and performance of their duties to the Company. Notwithstanding the previous sentence, the Corporation Law allows the Company to purchase and maintain insurance on behalf of any agent of the Company whether or not the Company would have the power to indemnify such agent against liability pursuant to Section 317 of the Corporation Law.

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

YEAR              CALENDAR PERIOD                   HIGH             LOW
- ----              ---------------                   ----             ---
1998              First Quarter                    $0.875           $0.468
                  Second Quarter                    0.875            0.40
                  Third Quarter                     1.04             0.28
                  Fourth Quarter                    0.50             0.28

1999              First Quarter                     0.41             0.18
                  Second Quarter                    0.42             0.23
                  Third Quarter                     0.32             0.19
                  Fourth Quarter                    2.906            0.19

2000              First Quarter                     1.593            0.689

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Form 10-KSB:

Financial Statements:                                                      Page
- ---------------------                                                      ----
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

BARRY GLASSER & COMPANY




Agoura Hills, California
April 6, 2000

                            YARC SYSTEMS CORPORATION
                                  BALANCE SHEET
                                   JANUARY 31,


                                                                    2000              1999
                                                                 -----------       -----------
                                     ASSETS
Current Assets
        Cash                                                     $     1,746       $     4,330
        Accounts Receivable, Less Allowance for
          Doubtful Accounts of $1,758 (2000) and
          $0 (1999) (Note 3)                                          65,158            16,282
        Inventories (Note 4)                                         173,472           194,375
                                                                 -----------       -----------
               Total Current Assets                                  240,376           214,987
Property and Equipment at Cost, Less Accumulated
  Depreciation of $419,235 (2000) and $388,186 (1999)
  (Note 5)                                                            46,877            78,951
Deposit                                                                    0             3,600
                                                                 -----------       -----------
               Total Assets                                      $   287,253       $   297,538
                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
        Bank Overdraft                                           $    25,690       $         0
        Accounts Payable                                             396,895           643,785
        Accrued Payroll and Payroll Taxes (Note 8)                   645,573           697,472
        Dividend Payable (Note 15)                                   170,265           144,402
        Loans From Stockholders                                      132,297                 0
        Bridge Loan (Note 7)                                          35,109           544,161
        Due to Stockholder (Note 10)                                 408,249           174,219
        Current Portion of Obligation Under
          Capital Leases (Note 9)                                      1,480             8,270
                                                                 -----------       -----------
               Total Current Liabilities                           1,815,558         2,212,309
                                                                 -----------       -----------

Obligation Under Capital Leases, Less Current Portion
  (Note 9)                                                             2,778             4,258
                                                                 -----------       -----------
Stockholder's Equity (Note 7, 13 and 15)
  Preferred Stock Series A, $1 Par Value 10% Cumulative
    Voting Shares, Authorized 15,000,000 Shares:  Issued
    and Outstanding 258,638 Shares                                   258,638           258,638
  Preferred Stock Series B, No Par Value, Non-Voting
    Shares; Issued and Outstanding 68,334 Shares                      42,667            42,667
  Common Stock, No Par Value, Authorized 25,000,000
     Shares, 19,046,871 Shares and 16,293,809 Issued and
     Outstanding at January 31, 2000 and 1999, respectively        4,161,080         3,206,348

Retained Earnings (Deficit)                                       (5,993,468)       (5,426,682)
                                                                 -----------       -----------

Total Stockholder's Equity (Deficit)                              (1,531,083)       (1,919,029)
                                                                 -----------       -----------

Total Liabilities and Stockholders Equity                        $   287,253       $   297,538
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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued by the Company to all executive officers during the fiscal years ended January 31, 1998, 1999 and 2000:

                         SUMMARY COMPENSATION TABLE(1)

                   Annual Compensation                                          Long-Term Compensation
                   -------------------                                          ----------------------
                                                                                                                (g)
                                                                                                             Securities
                                                                 (d)                     (f)                 Underlying
         (a)                (b)                 (c)             Other                 Restricted             Options/SARs
Name and Position          Year             Salary ($)       Compensation           Stock Awards ($)              (#)
- -----------------          ----             ----------       ------------           ----------------         ------------
Dr. Trevor Marshall        1999              $ 7,375              0                        --                     --
CEO, Chairman              1998              $29,500              0                        --                     --
                           1997              $54,083              0                        --                     --

Dr. Karsten Jeppesen       1999                   --              0                        --                      --
V.P. Eng, Director         1998              $42,000              0                        --                 430,000
                           1997              $63,120              0                        --                      --

Frances E. Marshall        1999              $ 5,625              0                  $122,480                 300,000
CFO, Director              1998              $24,375              0                  $ 30,000                 430,000
                           1997              $39,375              0                        --                      --

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

                                                   NUMBER OF SHARES
TITLE OF         NAME AND ADDRESS                    BENEFICIALLY                 PERCENT
CLASS           OF BENEFICIAL OWNER                      OWNED                   OF CLASS
- -----           -------------------                      -----                   --------
Common        Dr. Trevor G. Marshall(1)                4,960,000                  26.0%

Common        Frances E. Marshall(1)                     730,000                   8.0%

Common        Dr. Karsten Jeppesen                       962,462                   5.1%

Common        Officers and Directors as a Group        6,652,462                  34.9%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit Number             Title of Exhibit
- --------------             ----------------
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

    3.3*                         Certificate of Determination of Preferences of
                                 Series C Preferred Shares

    6.1*                         Lease Agreement between CPBC, Ltd. and Yarc
                                 Systems Corporation, Inc., dated September 7,
                                 1999.

    6.2*                         Yarc Systems Corporation, Inc. 1992
                                 Nonstatutory Stock Option Plan

    6.3*                         Amendment No. 1 to Yarc Systems Corporation,
                                 Inc. 1992 Nonstatutory Stock Option Plan

    6.4*                         Letter of Credit

    27.1                         Financial Data Schedule

    10.(a).1                     Consent of Auditor from the Company's exhibit to
                                   Form 10-SB, as filed with the Commission on
                                   March 15, 2000.


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

                                            YARC SYSTEMS CORPORATION, INC.


Date:  May 15, 2000                         By: /s/ Trevor Marshall
                                               ---------------------------------
                                               Dr. Trevor G. Marshall,
                                               Chairman, Chief Operating
                                               Officer, and President


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 15, 2000                         By: /s/ Trevor Marshall
                                               ---------------------------------
                                               Dr. Trevor G. Marshall,
                                               Chairman, Chief Operating Officer
                                               and President


Date:  May 15, 2000                        By:  /s/ Frances E. Marshall
                                               ---------------------------------
                                               Frances E. Marshall,
                                               Director, Chief Financial
                                               Officer, and Secretary


Date:  May 15, 2000                        By:  /s/ Karsten Jeppesen
                                               ---------------------------------
                                               Dr. Karsten Jeppesen,
                                               Director


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The issuer has not furnished any annual reports or proxy statements to its security holders.

                                INDEX TO EXHIBITS


Exhibit Number             Title of Exhibit                                     Page
- --------------             ----------------                                     ----
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

       3.3* Certificate of Determination of Preferences of Series C Preferred Shares

       6.1*                Lease Agreement between CPBC, Ltd. and Yarc
                           Systems Corporation, Inc., dated September 7, 1999.

       6.2*                Yarc Systems Corporation, Inc. 1992 Nonstatutory
                           Stock Option Plan

       6.3*                Amendment No. 1 to Yarc Systems Corporation, Inc.
                           1992 Nonstatutory Stock Option Plan

       6.4*                Letter of Credit

       27.1                Financial Data Schedule

       10.(a).1            Consent of Auditor from the Company's exhibit to
                              Form 10-SB, as filed with the Commission on
                              March 15, 2000.


        * Incorporated by reference to the Company's exhibit to Form 10-SB, as filed with the Commission on March 15, 2000.